Form 10-K
period 2000-12-31
CWABS INC ASSET BACKED CERTIFICATES SERIES 2000-2
filed 2001-03-30
CIK 1115695

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   --------

                                   FORM 10-K

(Mark One)

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended:   December 31, 2000
                                      -----------------

                                      OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    ------------

                     Commission file number: 333-84365-07


                                  CWABS, Inc.
                   Asset-Backed Certificates, Series 2000-2
                   ------------------------------------------
            (Exact name of Registrant as specified in its charter)


             Delaware                                  95-4596514
------------------------------------        ----------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

c/o      Countrywide Home Loans, Inc.
         4500 Park Granada
         Calabasas, California                               91302
-------------------------------------       ----------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:   (818) 225-3240
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X   No
                                                   --     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: Not applicable
                                           --------------

State the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2000: Not applicable
                                        --------------

DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                *       *         *


         This Annual Report on Form 10-K (the "Report") is filed with respect to the trust fund which issued the CWABS, Inc., Asset-Backed Certificates, Series 2000-2 (the "Trust Fund") formed pursuant to the pooling and servicing agreement dated as of May 1, 2000 (the "Pooling and Servicing Agreement") among CWABS, Inc., as depositor (the "Company"), Countrywide Home Loans, Inc., as seller and master servicer (the "Master Servicer"), and The Bank of New York, as trustee (the "Trustee"), for the issuance of the CWABS, Inc., Asset-Backed Certificates, Series 2000-2 (the "Certificates"). Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the relief granted by the Commission to other companies in similar circumstances, including, but not limited to, the relief granted to CWMBS, Inc. (February 3, 1994) (collectively, the "Relief Letters").

                                    PART I


ITEM 1.    BUSINESS

           Not applicable in reliance on the Relief Letters.

ITEM 2.    PROPERTIES

           Not applicable in reliance on the Relief Letters.

ITEM 3.    LEGAL PROCEEDINGS

           There were no material pending legal proceedings relating to the Trust Fund to which any of the Trust Fund, the Trustee, the Master Servicer or the Company was a party or of which any of their respective properties was the subject during the fiscal year covered by this Report, nor is the Company aware of any such proceedings contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matter was submitted to a vote of Certificateholders, and no Certificateholder consent was solicited during the fiscal year covered by this Report.

                                    PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           (a) There is no established public trading market for the Certificates.

           (b) At December 31, 2000, there were less than 300 holders of record of each of the Certificates.

           (c) Not applicable. (Information as to distributions to Certificateholders is provided in the Registrant's monthly filings on Form 8-K.)

ITEM 6.    SELECTED FINANCIAL DATA

           Not applicable in reliance on the Relief Letters.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Not applicable in reliance on the Relief Letters.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Not applicable in reliance on the Relief Letters.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                   PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Not applicable in reliance on the Relief Letters.

ITEM 11.   EXECUTIVE COMPENSATION

           Not applicable.  See the Relief Letters.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           (a)      Not applicable in reliance on the Relief Letters.

           (b)      Not applicable in reliance on the Relief Letters.

           (c)      Not applicable in reliance on the Relief Letters.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           (a)      Not applicable in reliance on the Relief Letters.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                            (a) (1) Pursuant to the Pooling and Servicing
                    Agreement, the Master Servicer is required to deliver an annual statement as to compliance with the provisions of the Pooling and Servicing Agreement and certain other matters (the "Annual Statement of the Master Servicer"). The Master Servicer is also required to cause a firm of independent public accountants to deliver an annual report as to compliance with the servicing provisions of the Pooling and Servicing Agreement (the "Annual Report of the Firm of Accountants"). The Annual Statement of the Master Servicer is included as Exhibit 99.1 to this Report. The Annual Report of the Firm of Accountants is required to be delivered not later than the later of (i) May 31 of each year and (ii) the date which is 30 days after the issuance of the annual audited financial statements. The Registrant hereby undertakes to file the Annual Report of the Firm of Accountants as an Exhibit to a Form 10-K/A amending this Form 10-K promptly following the date on which such report becomes available.

           (2)      Not applicable.

           (3)      The required exhibits are as follows:

                                    Exhibit 3(i):  Copy of Company's
                    Certificate of Incorporation (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 333-11095)).

                                    Exhibit 3(ii):  Copy of Company's By-laws
                    (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 333-11095)).

                                    Exhibit 4:  Pooling and Servicing Agreement
                    (Filed as part of the Registrant's Current Report on Form
                     8-K dated July 17, 2000).

                                    Exhibit 99.1:  Annual Statement of the
                     Master Servicer.

           (b) Current Reports on Form 8-K filed during the quarter ending December 31, 2000:

                  Date                                         Items Reported
                  -----                                        --------------

                  October 25, 2000             Monthly Report sent to
                                               certificateholders with the
                                               October 2000 distribution

                  November 27, 2000            Monthly Report sent to
                                               certificateholders with the
                                               November 2000 distribution

                  December 26, 2000            Monthly Report sent to
                                               certificateholders with the
                                               December 2000 distribution

           (c)       See subparagraph (a)(3) above.

           (d)       Not applicable.  See the Relief Letters.

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No such annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders. See the Relief Letters.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CWABS, INC., ASSET-BACKED CERTIFICATES,
                              SERIES 2000-2

                              By:   The Bank of New York,
                                    as Trustee*


                              By:   /s/ Courtney Bartholomew
                                  ----------------------------------
                                  Name:  Courtney Bartholomew
                                  Title: Vice President

                              Date: March 26, 2001










---------
* This Report is being filed by the Trustee on behalf of the Trust Fund. The Trust Fund does not have any officers or directors.

                                 EXHIBIT INDEX


                                                                   Sequential
Exhibit Document                                                  Page Number
-----------------                                                 -------------

3(i)          Company's Certificate of Incorporation (Filed as an
          Exhibit to Registration Statement on Form S-3 (File No.
          333-11095))  *

3(ii)         Company's By-laws (Filed as an Exhibit to Registration
          Statement on Form S-3 (File No. 333-11095))  *

4             Pooling and Servicing Agreement (Filed as part of the
          Company's Current Report on Form 8-K dated July 17, 2000) *

99.1      Annual Statement of the Master Servicer..........................11













------------
*      Incorporated herein by reference.

                                 EXHIBIT 99.1


                         COUNTRYWIDE HOME LOANS, INC.


                             OFFICERS' CERTIFICATE
                    ANNUAL STATEMENT OF THE MASTER SERVICER


                                  CWABS, INC.
                   ASSET-BACKED CERTIFICATES, SERIES 2000-2


         The undersigned do hereby certify that they are each an officer of Countrywide Home Loans, Inc. (the "Master Servicer") and do hereby further certify pursuant to Section 3.17 of the Pooling and Servicing Agreement for the above-captioned Series (the "Agreement") that:

         (i) A review of the activities of the Master Servicer during the preceding calendar year and of the performance of the Master Servicer under the Agreement has been made under our supervision; and

         (ii) To the best of our knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Agreement throughout such year.




/s/ Thomas H. Boone                                  Dated: March 26, 2001
----------------------------
Name:  Thomas H. Boone
Title: Managing Director,
         Portfolio Management



/s/ Michael Muir                                     Dated:  March 26, 2001
---------------------------
Name:  Michael Muir
Title: Senior Vice President